Form 10QSB
period 2002-03-31
NEWFIELD ACQUISITION CORP
filed 2002-05-10
CIK 1164779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002

    ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from _______ to ________

                   Commission file number:           000-49682
                                              -----------------------

                           NEWFIELD ACQUISITION CORP.
     ----------------------------------------------------------------
    (Exact Name of Small Business Issuer as specified in its charter)

                  Delaware                      01-0558022
     -------------------------------  ------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification
       incorporation or organization               Number)


                   38 Fox Run Road, Monroe, Connecticut 06468
                --------------------------------------------------
                      (Address of principal executive offices)

                                (203) 261-5698
                --------------------------------------------------
                           (Issuer's telephone number)

                                     None
                ---------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  YES [X]    NO [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value

  Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]








                             TABLE OF CONTENTS



                                                                      PAGE
  PART  I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements ..................................    4

  Item 2.   Management's Discussion and Analysis or
            Plan of Operation .....................................   11

  PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings .....................................   13

  Item 2.   Changes in Securities .................................   13

  Item 3.   Defaults Upon Senior Securities .......................   13

  Item 4.   Submission of Matters to a Vote of Security
            Holders ...............................................   13

  Item 5.   Other Information .....................................   13

  Item 6.   Exhibits and Reports on Form 8-K ......................   13

  Signature



                  PART I  -  FINANCIAL INFORMATION


 ITEM 1.    Financial Statements


                       NEWFIELD ACQUISITION CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                           FINANCIAL STATEMENTS
             AS OF AND FOR THE PERIOD FROM JANUARY 2, 2002
                    (INCEPTION) THROUGH MARCH 31, 2002



                            TABLE OF CONTENTS


                                                               Page No.

Accountants' Review Report ..................................     4

Financial Statements:

 Balance Sheets as of March 31, 2002 (Unaudited) ............     5

 Statements of Operations for the Period from
  January 2, 2002 (Inception) Through March 31, 2002
  (Unaudited) ...............................................     6

 Statements of Changes in Stockholders' Equity for the
  Period from January 2, 2002 (inception) to
  March 31, 2002 (Unaudited) ................................     7

 Statements of Cash Flows for the Period from
 January 2, 2002 (Inception) to March 31, 2002
 (Unaudited) ................................................     8

Notes to Financial Statements as of March 31, 2002 and for
 the Period from January 2, 2002 to March 31, 2002
 (Unaudited) ................................................    9-11




                    ACCOUNTANTS' REVIEW REPORT


Shareholders and Board of Directors
Newfield Acquisition Corp.
(A Development Stage Corporation)


   We have reviewed the accompanying balance sheet of Newfield Acquisition Corp. (A Development Stage Corporation) as of March 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the period from January 2, 2002 (inception) through March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Newfield Acquisition Corp.

   A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. As discussed in Note 4, the Company has been
in the development stage since its inception.   Realization of the
Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



/s/ Lim & Co.
---------------
LIM & Co.
Certified Public Accountants

Edison, New Jersey
May 6, 2002





                          NEWFIELD ACQUISITION CORP.
                      (A DEVELOPMENT STAGE CORPORATION)

                           BALANCE SHEETS (UNAUDITED)
                              MARCH 31, 2002


                                  ASSETS

CURRENT ASSETS:
 Cash ..................................................  $  500
                                                          -------

TOTAL ASSETS ...........................................  $  500
                                                          =======


                    LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES: ..........................................  $   --

STOCKHOLDER'S EQUITY:

 Preferred Stock, $.0001 par value, 20,000,000
 shares authorized, none issued and outstanding .......      --

 Common Stock, $.0001 par value, 80,000,000
 shares authorized, 5,000,000 issued
 and outstanding ......................................     500

Additional paid-in capital ............................     274

Deficit accumulated during development stage ..........    (274)
                                                           ------
 Total Stockholder's Equity ...........................     500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ............  $  500
                                                         ========



   See accountants' review report and notes to the financial
                        statements.




                        NEWFIELD ACQUISITION CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                   STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE PERIOD FROM JANUARY 2, 2002 (INCEPTION)
                      THROUGH MARCH 31, 2002






Revenue .............................................  $   --

Expenses
  Organization expense ..............................     274
                                                         ------
Total expenses ......................................     274
                                                         ------

Loss before taxes ...................................    (274)

Provision for income taxes ..........................      --


NET LOSS ............................................  $ (274)
                                                       ========


Basic loss per common share .........................  $ (.00)
                                                       =======

Diluted loss per common share .......................  $ (.00)
                                                       =======

Basic and diluted weighted average number
 of common shares outstanding ...................    5,000,000
                                                     ==========




        See accountants' review report and notes to the financial statements.






                      NEWFIELD ACQUISITION CORP.
                  (A DEVELOPMENT STAGE CORPORATION)

       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
            FOR THE PERIOD FROM JANUARY 2, 2002 (INCEPTION)
                       THROUGH MARCH 31, 2002



                                                              Deficit
                                                Additional   Accumulated
                              Common Stock        Paid-In    During Devel-
                          Shares      Amount      Capital    opment Stage   Total
                      -------------  ---------  ----------   -------------  ------
Common stock
 issuance              5,000,000     $  500      $  --       $   --         $ 500

Fair value of services
 and expenses contributed
                           --           --         274           --           274

Net loss for the period
 ended March 31, 2002      --           --          --         (274)        (274)

BALANCE
 AT MARCH 31, 2002     5,000,000      $  500     $ 274       $ (274)       $ 500
                       =========      ======     ======      =======       ======




         See accountants' review report and notes to financial statements.




                            NEWFIELD ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)

                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE PERIOD FROM JANUARY 2, 2002 (INCEPTION)
                             THROUGH MARCH 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................   $ (274)

Adjustment to reconcile net loss
 to net cash used by operating activities:
   Capitalized services and expenses ...................      274
                                                             -----
Net cash used in operating activities ..................       --


CASH FLOWS FROM INVESTING ACTIVITIES ...................       --
                                                              -----

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock .................     500
                                                             -----
Net cash provided by financing activities ...............     500
                                                             -----

INCREASE IN CASH AND CASH EQUIVALENTS ...................     500


CASH AND CASH EQUIVALENTS   BEGINNING OF PERIOD .........      --
                                                             ======

CASH AND CASH EQUIVALENTS   END OF PERIOD ...............    $ 500
                                                             ======





      See accountants' review report and notes to the financial
                             statements.





                      NEWFIELD ACQUISITION CORP.
                  (A DEVELOPMENT STAGE CORPORATION)
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2002

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A.  Organization and Business Operations

   Newfield Acquisition Corp. (a development stage company) ("the
   Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB with the Securities and Exchange Commission.

   The year-end of the Company is December 31st for both book and tax purposes.

   The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

   B.  Basis of Presentation

   The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. Operating results for the period from January 2, 2002 (inception) to March 31, 2002 are not necessarily indicative of the results for any future period.

   C.  Income Taxes

   The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2002.

   D.  Basic and diluted net loss per share

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At March 31, 2002 there were no dilutive convertible shares, stock options or warrants.

NOTE  2 - STOCKHOLDER'S EQUITY

   A.  Preferred Stock

   The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

   B.  Common Stock

   The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, January 2, 2002, the Company issued 5,000,000 shares of its common stock to Newfield Capital, Inc. ("Newfield Capital") pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500 in cash.

   C.  Additional Paid-in Capital

   Additional paid-in capital at March 31, 2002 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company. (See Note 3)

NOTE 3 - RELATED PARTY TRANSACTIONS

   The Company's sole officer and director is also the sole beneficial shareholder of the Company.

   The Company currently uses the offices of Newfield Capital, the sole shareholder of the Company, as its principal place of business at no cost to the Company.

   On January 2, 2002, the Company signed an agreement with Newfield Capital, the sole shareholder of the Company. The Agreement calls for Newfield to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

     1. Preparation and filing of required documents with the Securities and Exchange Commission.

     2.  Location and review of potential target companies.

     3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - GOING CONCERN CONSIDERATION

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage, and has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

    The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

We are a development stage company with minimal assets, and since inception (January 2, 2002), have experienced operating losses. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. As of March 31, 2002, the Company's balance sheet reflects a total asset value of $500.

We will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission. We anticipate that such expenses will be paid by Newfield Capital, Inc., the sole shareholder of the Company. At inception, the Company signed an agreement with Newfield Capital, Inc. The Agreement calls for Newfield Capital to provide the following services, without reimbursement from the Company until the Company is able to consummate a business combination:
(i) Preparation and filing of required reports with the Securities and Exchange Commission, (ii) Location and review of potential target companies, and (iii) Payment of all corporate, organizational, and other costs incurred by the Company. See Note 3 to the Financial Statements.

In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations. The Company has no current plans to raise additional capital through sale of securities, or otherwise.

Results of Operations

During the period from January 2, 2002 (inception) through March 31, 2002, the Company has engaged in no significant operations other than organizational activities and filing of a registration statement on Form 10-SB/12g with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company has experienced cumulative net losses of $274.

We are a "blank check" company. The purpose of the Company is to seek, investigate, and if such investigation warrants, acquire a favorable business opportunity. Such an acquisition may be made by purchase, merger, and /or exchange of stock, or otherwise. Currently the Securities and Exchange Commission is reviewing the Company's registration statement on Form 10-SB/12g. After the registration statement becomes effective and reaches no further comments by the Securities and Exchange Commission, the Company will investigate, review and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

To date the Company has not had any preliminarily contact, agreements or understandings with any consultant to provide services or with companies that are searching for blank check companies with which to merge. The Company does not intend to have any such contact or relationship until after the effective date of its registration statement and completion of the comment period with the Securities and Exchange Commission.

To date Mr. Huang, the sole officer and director of the Company, in any capacity, including as the principal of Newfield Capital, has not had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of a acquisition or merger transaction. The Company does not intend to have any such contact or relationship until after the effective date of its registration statement and completion of the comment period with the Securities and Exchange Commission.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.


              PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit No.                      Description
--------------     -----------------------------------------------------
     3.1           Articles of Incorporation of Newfield Acquisition Corp.*

     3.2           Bylaws of Newfield Acquisition Corp.*

     10.1          Agreement between the Company and Newfield Capital, Inc.
                   executed on February 2, 2002*

     10.2          Shareholder Agreement executed on February 15, 2002*

  * Incorporated herein by reference to the Exhibits on the Company's Form 10-SB/12g as filed with the Securities and Exchange Commission on March 13, 2002.


(b) Reports on Form 8-K

    No reports on Form 8-K were required to be filed for the period covered by this Form 10-QSB.



                               SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NEWFIELD ACQUISITION CORP.


                                     Date:  May 8, 2002



                                    By:  /s/ Gary G. Huang
                                        -------------------
                                           Gary G. Huang
                                       President and Director