Form 10QSB
period 2002-09-30
NEWFIELD ACQUISITION CORP
filed 2002-11-08
CIK 1164779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2002

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2002: 5,000,000 shares of common stock, $.0001 par value

  Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]






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


 ITEM 1.    Financial Statements



                          NEWFIELD ACQUISITION CORP.
                      (A DEVELOPMENT STAGE CORPORATION)

                           BALANCE SHEETS (UNAUDITED)
                              SEPTEMBER 30, 2002


                                  ASSETS

CURRENT ASSETS:
 Cash ..................................................  $  503
                                                          ------

TOTAL ASSETS ...........................................  $  503
                                                          ======


                    LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES: ..........................................  $   --

STOCKHOLDER'S EQUITY:

 Preferred Stock, $.0001 par value, 20,000,000
 shares authorized, none issued and outstanding .......      --

 Common Stock, $.0001 par value, 80,000,000
 shares authorized, 5,000,000 issued
 and outstanding ......................................     500

Additional paid-in capital ............................     274

Deficit accumulated during development stage ..........    (271)
                                                           -----
 Total Stockholder's Equity ...........................     503

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ............  $  503
                                                         =======



   See accountants' review report and notes to the financial
                        statements.






                        NEWFIELD ACQUISITION CORP.
                    (A DEVELOPMENT STAGE CORPORATION)

                   STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002



Revenue .............................................       -
                                                         -----
Expenses
  General and administrative expenses ...............       -
                                                          ----
Total expenses ......................................       -
                                                         -----

Income before taxes .................................       -

Other Income
  Interest income ...................................       1

Provision for income taxes ..........................       -

NET Income ..........................................  $    1
                                                       =======

Basic loss per common share .........................  $ (.00)
                                                       =======

Diluted loss per common share .......................  $ (.00)
                                                       =======

Basic and diluted weighted average number
 of common shares outstanding ...................     5,000,000
                                                      =========




         See accountants' review report and notes to the
                    financial statements.





                           NEWFIELD ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)

                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002



CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income .............................................    $   1

Adjustment to reconcile net loss
 to net cash used by operating activities: .............        -
                                                            -----
Net cash provided in operating activities ..............        1


CASH FLOWS FROM INVESTING ACTIVITIES ...................       --
                                                            -----

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net cash provided by financing activities ...............     --
                                                             ----

INCREASE IN CASH AND CASH EQUIVALENTS ...................       1


CASH AND CASH EQUIVALENTS   BEGINNING OF PERIOD .........     502
                                                            =====

CASH AND CASH EQUIVALENTS   END OF PERIOD ...............  $  503
                                                            =====



          See accountants' review report and notes to the financial
                               statements







                           NEWFIELD ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

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

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results for any future period.

   B.  Organization and Business Operations

   Newfield Acquisition Corp. (a development stage company) ("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement on Form 10-SB with the Securities and Exchange Commission.

   The year-end of the Company is December 31st for both book and tax purposes.

   The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

   C.  Income Taxes

   The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement
   109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2002, there were no current or deferred income tax expense or benefits due to the Company not having any material operations.

   D.  Basic and diluted net loss per share

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At September 30, 2002 there were no dilutive convertible shares, stock options or warrants.

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

   C.  Additional Paid-in Capital

   Additional paid-in capital at September 30, 2002 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company. (See Note 3)

NOTE 3 - RELATED PARTY TRANSACTIONS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

We are a development stage company with minimal assets, and since inception (January 2, 2002), have experienced operating losses. As of Septe,mer 30, 2002, the Company's balance sheet reflects a total asset value of $503.

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

Results of Operations

Since inception, the Company has not engaged in any operations other than filing a registration statement on Form 10-SB/12g with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. No revenues were received for the three months ended September 30, 2002, and the Company has experienced cumulative net losses of $271.

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

                                     Date:  November 8, 2002

                                    By:  /s/ Gary G. Huang
                                        -------------------
                                           Gary G. Huang
                                       President and Director


                               CERTIFICATIONS


    I, Gary Huang, President and Director of Newfield Acquisition Corp, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Newfield Acquisition Corp.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


/s/ Gary Huang
-----------------------
President and Director