Form 10KSB
period 2003-12-31
NEWFIELD ACQUISITION CORP
filed 2004-03-23
CIK 1164779

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 2003

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File No. 000-49682

                      NEWFIELD ACQUISITION CORP.
             ---------------------------------------------
             (Name of Small Business Issuer in its Charter)

              Delaware                           01-0558022
---------------------------------   -----------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
  of incorporation or organization)

    38 Fox Run Road, Monroe, Connecticut               06468
------------------------------------------  ---------------------------
   Address of principal executive offices           Zip Code

           Issuer's telephone number:  (203) 261-5698
-----------------------------------------------------------------------
       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                     Common Stock, $.0001 Par Value
                 ----------------------------------------
                           (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                    Yes  [X]     No  [ ]

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 19, 2004: 5,000,000 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                          TABLE OF CONTENTS


                               PART I

Item 1.  Description of Business..................................     3
Item 2.  Description of Properties................................     4
Item 3.  Legal Proceedings........................................     4
Item 4.  Submission of Matters to a Vote of Security Holders......     4

                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.     4
Item 6.  Management's Discussion and Analysis or Plan of Operations    4
Item 7.  Financial Statements.....................................    12
Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................    22
Item 8A. Controls and Procedures..................................    22

                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
           Exchange Act...........................................    23
Item 10. Executive Compensation...................................    24
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..............    25
Item 12. Certain Relationships and Related Transactions...........    25
Item 13. Exhibits and Reports on Form 8-K.........................    27
Item 14. Principal Accountant Fees and Services...................    28

SIGNATURES

                               PART I


Item 1.   DESCRIPTION OF BUSINESS

Newfield Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on January 2, 2002. We were formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

We have been in the developmental stage since inception and have conducted virtually no business operations other than organizational activities and filing of periodic reports as required by the Securities Exchange Act of 1934. We have no full-time employees and own no real estate or personal property.

We have voluntarily filed a registration statement on Form 10-SB in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," we may be more attractive to a private acquisition target because our common stock shares may thereby be quoted on the OTC Bulletin Board. As a result of filing the registration statement, we are obligated to file with the Securities and Exchange Commission (the "SEC") certain interim and periodic reports including an annual report.

We are a "blank check" company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

To date we have not identified any business opportunity, and nor have our officer, director and promoter had any preliminary contact or discussion with any specific candidate for acquisition. There are no proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan described herein. We have no current plans, proposals, arrangements or understandings with respect to issuance of additional securities prior to the location of a merger or acquisition candidate. There have been no arrangements, agreements (including derivative agreements), contracts that give or will give anyone else an interest in the Company. Our shareholder has not used our shares to secure a loan.

Item 2.  DESCRIPTION OF PROPERTY

We have no properties, and we have no agreements to acquire any properties. We currently maintain a mailing address at the office of Newfield Capital, Inc., the sole shareholder of the Company, at no cost to us. Newfield Capital, Inc. has agreed to continue this arrangement until we complete a business combination.


Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of 2003.


                              PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO TRADING MARKET. There is no trading market for our common stock and there has been no trading market to date. We will not undertake any efforts to cause a market to develop in our securities until such time as we have successfully merge or acquire an operating business entity. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

OPTIONS OR WARRANTS. There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

NUMBER OF SHAREHOLDERS. There is currently one stockholder of our outstanding common stock.

DIVIDENDS. We have not paid any dividends to date, and have no plans to do so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

For the year ended December 31, 2003, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "plan" and similar expressions or words which, by their nature, refer to future events. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements represent our judgment as of the date of this filing. Except as required by applicable laws, we disclaim, however, any intent or obligation to update these forward-looking statements.

Plan of Operation

Our purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As to date we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition, and neither our officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company.

Search for Business Opportunities

Our search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. We do not propose to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us.

Business opportunities may come to our attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In case required by federal securities laws, the Company intends to retain a registered broker-dealer to effect the transactions in our securities.

We have entered into a services agreement with Newfield Capital to supervise the search for target companies as potential candidates for a business combination. Under the agreement, Newfield Capital agreed to (i) assist the Company in the preparation and filing with the SEC of a registration statement on Form 10-SB for its common stock; (ii) assist the Company in the location and review of potential target companies for a business combination;
(iii) assist the Company in the preparation and filing with the SEC of all required filings under the Securities Exchange Act of 1934; and (iv) we may use the offices of Newfield Capital as our mailing address without any rent payments. In addition, Newfield Capital agreed to pay on behalf of the Company all corporate, organizational and other costs incurred or accrued by the Company until effectiveness of a business combination without repayment. This agreement will continue until such time as we have effected a business combination.

In the event of a successful merger or acquisition, we may pay a finder's fee, in the form of cash or common stock in the merged entity retained by us, to persons instrumental in facilitating the transaction. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time, but is expected to be comparable to consideration normally paid in like transactions. Any cash finder's fee earned will need to be paid by the prospective merger or acquisition candidate, as we have no cash assets with which to pay such obligation. No fees of any kind will be paid to our promoter and management or his associates or affiliates.

We will not restrict our search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds to finance the operation of any acquired business opportunity until such time as we have successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of our sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, we will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available; the potential for growth or expansion; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

Prior to making a decision to participate in a business opportunity, we will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

We are subject to the reporting requirements of the Exchange Act. Any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as us following consummation of any merger or acquisition. In the event we successfully complete the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. We will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction. The audited financial statements of the acquired company must be furnished with 75 days following the effective date of a business combination.

When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise, the successor company is required to provide in a Form 8-K current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. The SEC treats these Form 8-K filings in the same way it treats the registration statements on Form 10-SB filings. The SEC may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the SEC has determined that it will not review the 8-K filing or all of the comments has been cleared.

Acquisition of a Business Opportunity

In implementing a structure for a particular business combination, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from our current principal stockholder by the acquiring entity or his affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company. There are no current arrangements that would result in a change of control of the Company.

It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have consummated a business combination and we are no longer considered a blank check company. Until such time as this occurs, we will not attempt to register any additional securities. There are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the existing shareholder of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax free.

There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no a marketing plan to distribute the shares of the post-merger companies to third parties.

Investment Company Act of 1940

Although we are subject to regulation under the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be primarily engaged in the business of investing or trading in securities. In the event we engage in a business combination which results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

As our controlling shareholder, Newfield Capital may participate in a business opportunity by purchasing, holding or selling the securities of such business. Newfield Capital does not, however, intend to engage primarily in such activities. Specifically, Newfield Capital intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Company Act, and the regulations promulgated thereunder.

Results of Operations

Since inception the Company has not engaged in any operations other than filing periodic reports with the SEC under the Securities and Exchange Act of 1934, as amended. For the year ended December 31, 2003, we have generated no revenues, and we have experienced cumulative net losses of $1,344.

Liquidity and Capital Resources

At December 31, 2003, we had no cash assets and other assets. At December 31, 2003, we had no liabilities.

We incur expenses due to the legal and accounting services required to prepare and file reports with the SEC. It is anticipated that such expenses will be paid by Newfield Capital, Inc., our sole shareholder. In January 2002, the Company entered an agreement with Newfield Capital, Inc. Under the agreement, Newfield Capital agreed to provide the following services, without reimbursement from us until we consummate a business combination:
(i) Preparation and filing of required reports with the SEC, (ii) Location and review of potential target companies, and (iii) Payment of all corporate, organizational, and other costs incurred by us. Should, Newfield Capital fail to pay such expenses, we have not identified any alternative sources, there is substantial doubt about our ability to continue as a going concern. It is not anticipated that the Company will raise fund, either debt or equity, while it is still a blank check company. The Company will not borrow any funds to make any payments to its promoter, management or his affiliates or associates.

RISK FACTORS

Our business is subject to numerous risk factors, including, but not limited to, the following:

WE HAVE NO OPERATING HISTORY, NO ASSETS, AND NO SOURCE OF REVENUE. We have no operating history nor any revenues or earnings from operations. We have no assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

WE HAVE ONLY ONE DIRECTOR AND OFFICER. Because management consists of only one person, while seeking a business combination, he will be the only person responsible in implementing our business plan. We do not benefit from multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our one officer and director when selecting a target company. There is no employment agreement between us and our sole executive office. We have not obtained key man life insurance on him.

THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we can identify a target company and consummate a business combination.

CONFLICTS OF INTEREST. Certain conflicts of interest exist between the Company and Gary Huang, our sole officer and director. Mr. Huang has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with fiduciary duties to the Company. Conflicts of interest and non-arms length transactions may also arise in the future in the event our current and future officers or directors are is involved in the management of any company with which we transact business. Management has adopted a policy that we will not seek a merger with, or acquisition of, any entity in which management serves as officer, director or partner, or in which he or his family members own or hold any ownership interest. We have established no other binding guidelines or procedures for resolving potential conflicts of interest.

REGULATIONS OF PENNY STOCKS. The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the NASD's OTC Bulletin Board or the "Pink Sheets"), the rules would apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that
(iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

LACK OF MARKET RESEARCH. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event a business opportunity is identified for a merger or acquisition contemplated by the Company, there is no assurance we will be successful in completing any such business combination.

COMPETITION. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with other public "blank check" companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION. The Exchange Act requires that any merger or acquisition candidates comply with all applicable reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. Thus, in the event we successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Merger or acquisition candidates that do not have, or are unable to provide reasonable assurances that they will be able to obtain the required audited financial statements would not considered by us to be appropriate for merger or acquisition so long as the reporting requirements of the Exchange Act are applicable. We will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized but unissued common stock that represents the greater majority of the voting power and our equity, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current shareholder may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of our present officer and director and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

NO PUBLIC MARKET EXISTS. There is currently no public market for our securities, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Moreover, many lending institutions will not permit the use of such securities as collateral for any loans.

ADDITIONAL RISKS - DOING BUSINESS IN A FOREIGN COUNTRY. We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transaction may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.


Item 7.  FINANCIAL STATEMENTS

The Company is an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

                       NEWFIELD ACQUISITION CORP.
                     (A Development Stage Company)

                    Unaudited Financial Statements
    As of December 31, 2003 and for the Year Ended December 31, 2003


                            TABLE OF CONTENTS



                                                                  Page No.
                                                                  -------
Balance Sheet as of December 31, 2003 and 2002................      14

Statement of Operations for the Years Ended December 31, 2003
 and 2002.....................................................      15

Statement of Changes in Stockholder's Equity for the Years
 Ended December 31, 2003 and 2002.............................      16

Statement of Cash Flows for Years Ended December 31, 2003
 and 2002.....................................................      17

Notes to Financial Statements..................................     18

                        NEWFIELD ACQUISITION CORP.
                      (A DEVELOPMENT STAGE COMPANY)

                             BALANCE SHEET
                     As of December 31, 2003 and 2002

                                ASSETS

                                                    2003          2002
                                                  ---------     --------
                                                 (Unaudited)

CURRENT ASSETS................................   $       0      $     0
                                                 ---------      --------
OTHER ASSETS..................................           0            0
                                                 ---------      --------
TOTAL ASSETS..................................   $       0      $     0
                                                 =========      ========

                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES...........................    $      0      $     0
                                                 ---------      --------
TOTAL LIABILITIES.............................           0            0
                                                 ---------      --------
STOCKHOLDER'S EQUITY:

  Preferred Stock, $.0001 par value, 20,000,000
   shares authorized, none issued and outstanding       -             -

  Common Stock, $.0001 par value, 80,000,000
   shares authorized, 5,000,000 issued and
    outstanding................................       500           500

Additional paid-in capital.....................     1,854           844
Deficit accumulated during development stage...   (2,354)       (1,344)
                                                 --------      --------
  Total Stockholder's Equity...................         0             0
                                                 --------      --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....  $      0      $      0
                                                 ========      =========


The accompanying notes are an integral part of these financial statements.



                         NEWFIELD ACQUISITION CORP.
                       (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF OPERATIONS
                For the Year Ended December 31, 2003 and 2002

                                                     2003          2002
                                                -----------   ---------
                                                (Unaudited)

Sales........................................     $       -   $       -
                                                  ---------   ---------
Operating Expenses:
  General and administrative expenses........         1,010        1,073
  Organization expense.......................             -          274
                                                  ----------   ---------
Total expenses...............................         1,010        1,347
                                                  ----------   ---------
Income (loss) before income taxes............       (1,010)      (1,347)
                                                  ----------   ---------
Other Income
  Interest income............................             -           3
                                                  ----------   ----------
Provision for income taxes...................             -           -

Net loss.....................................       (1,010)    $ (1,344)
                                                  =========    =========

Basic loss per common share..................     $ (.0002)    $ (.0003)
                                                  =========    =========
weighted average number
 of common shares outstanding................     5,000,000    5,000,000
                                                  =========    =========


The accompanying notes are an integral part of these financial statements.



                     NEWFIELD ACQUISITION CORP.
                   (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
       For the Years Ended December 31, 2003 (Unaudited)and 2002


                           Common Stock          Additional         Deficit Accumulated
                      Shares        Amount     Paid-in Capital    During Development Stage    Total
                   ------------  ----------  -------------------  -------------------------  -------
Inception
  Jan. 2, 2002            -            -               -                     -                  -

Issuance of
 common stock      5,000,000      $   500         $    -              $      -               $ 500

Fair value of
 expenses contributed     -            -              844                     -                844

Net loss for the
 periods ended
 at Dec. 31, 2002         -            -                -               (1,344)            (1,344)

Balance at
 Dec. 31, 2002    5,000,000           500             844               (1,344)                  -

Fair value of
 Expenses contributed    -             -            1,010                     -              1,010

Net loss for the year
  Ended Dec. 31, 2003    -             -                -               (1,010)            (1,010)

Balance at
  Dec. 31, 2003  5,000,000            500           1,854               (2,354)                  0
                 =========           =====          =====               =======             ======



 The accompanying notes are an integral part of these financial statements.


                        NEWFIELD ACQUISITION CORP.
                      (A DEVELOPMENT STAGE COMPANY)


                         STATEMENT OF CASH FLOWS
               For the Years Ended December 31, 2003 and 2002

                                                     2003        2002
                                                ----------  ---------
                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss......................................   $ (1,010)   $ (1,344)
                                                 ---------   ---------
Adjustment to reconcile net loss
 to net cash used by operating activities.....          -           -
                                                 ---------   ---------
Net cash used in operating activities.........     (1,010)     (1,344)
                                                 ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES..........          -           -
                                                 ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock.........         -         500
Contributed additional paid-in capital.........     1,010         844
                                                 --------     -------
Net cash provided by financing activities......     1,010       1,344
                                                 --------     --------

NET INCREASE (DECREASE)........................         -           -
                                                 --------     --------

CASH AND CASH EQUIVALENTS
  - at Beginning of Period.....................        0            0
                                                 --------     --------
CASH AND CASH EQUIVALENTS
  - at End of Period...........................   $    0       $    0
                                                 ========     ========


The accompanying notes are an integral part of these financial statements.


                        NEWFIELD ACQUISITION CORP.
                      NOTES TO FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 2003
                              (UNAUDITED)


NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Newfield Acquisition Corp. (a development stage company)("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2003, the Company had not yet commenced any formal business operations.

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

Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2003.

E.  Net loss per share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At December 31, 2003 and 2002, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

F.  New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue
No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 has no impact on the Company's financial statements.

In August 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation
No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. SFAS No. 147 has no impact of the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have impact on the Company's results of operations, financial position and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement
No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 has no impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not anticipated to have a significant effect on the Company's results of operations, financial position and cash flows.

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

C.  Additional Paid-In Capital

Additional paid-in capital at December 31, 2003 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company. See Note 3.

NOTE 3.  RELATED PARTY TRANSACTIONS

On January 2, 2002, the Company issued 5,000,000 shares of its common stock to Newfield Capital, Inc. for $500 in cash pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company's sole officer and director is also the sole shareholder of Newfield Capital.

The Company currently uses the offices of Newfield Capital as its principal place of business at no cost to the Company.

On January 2, 2002, the Company entered into an agreement with Newfield Capital, by which Newfield Capital agreed to provide the following services to the Company without reimbursement until the Company completes a business combination: (1) Preparation and filing of required documents with the Securities and Exchange Commission. (2) Location and review of potential target companies. (3) Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4.  GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current source of revenue and has incurred accumulated net losses from January 2, 2002 (inception) through the period ended December 31, 2003 of $2,354, all of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The continued support of the Company's sole stockholder is required in order for the Company to continue as a going concern. Management's plan is attempting to complete a business combination with an operating business entity. The inability of the Company to complete a business combination could have a material adverse effect on its financial position, results of operations and its ability to continue operations.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.    CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our president, who is our sole executive officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on his evaluation, our president believes that, given our limited operations, our disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.


                               PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have only one director and executive officer as follows:

       Name        Age        Positions and Offices Held
---------------  -------   -----------------------------------
  Gary Huang       48      President, Secretary, and Director

Gary Huang has served as our director, president, and secretary since inception, and will serve on the board until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

Gary Huang has served as our director, president and secretary since inception. A graduate of Yale University and the University of New Haven, Mr. Huang was secretary (from 1997 to 2001), a director (from 1998 to
2001) and treasurer (from 2000 to 2001) of Lotus Pacific, Inc., a telecommunications company in New Jersey. From 2001 to 2003, Mr. Huang was acting financial controller of Sen Hong Resources Holdings Ltd., a Hong Kong company whose primary business is to explore and produce crude oil in South Sumatra, Indonesia. Mr. Huang currently serves as president of Newfield Capital, Inc., a small business consulting firm in Connecticut (2002 to the present) and the president of Pacific Services, Inc. (from 2003 to the present), which is currently inactive. Mr. Huang has not involved in any legal proceedings as described in Item 401 of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company, the Company believes that during the year ended 2003 all forms 3 and 4 were filed on a timely basis.

Audit Committee and Financial Expert

We do not have an Audit Committee, Gary Huang, our sole director, performs some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are a blank check company, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

   * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

   * Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

   *   Compliance with applicable governmental laws, rules and regulations;

   * The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

   *    Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.


Item 10.   EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of March 19, 2004, by each person owning more than 5% of our common stock and the directors and executive officers, and by all officers and directors, as a group. As of the filing date of this annual report, we know of no other person and no entity that owns more than 5% of our issued and outstanding shares. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                    Name and Address    Amount  of Beneficial Percentage
  Title of Class   of Beneficial Owner        Ownership        of Class
----------------- --------------------- -------------------  ------------
Common Stock         Gary Huang                5,000,000         100%
                     38 Fox Run Road
                     Monroe, CT 06468

Common Stock         All Executive Officers    5,000,000          100%
                    and Directors as a Group (1 person)
------------------------------------------------------------------------

CHANGES IN CONTROL. We are not aware of any arrangements which may result in a change of control of the Company.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 2, 2002, we issued 5,000,000 restricted shares of our common stock to Newfield Capital, Inc. in exchange for $500 in cash. The sole officer and director of the Company is the sole shareholder of Newfield Capital, Inc. The shares were issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

We currently use the office of Newfield Capital, Inc. as our mailing address, for which we pay no rent, and for which Newfield Capital has agreed to continue this arrangement until we complete a business combination.

We incur nominal expenses in the implementation of our business plan. On January 2, 2002, we entered into an agreement with Newfield Capital, by which Newfield Capital agreed to provide the following services to the

Company until we complete a business combination: (i) preparation and filing of required documents with the SEC, (ii) location and review of potential target companies, and (iii) payment of all corporate, organizational, and other costs incurred by us. Such payments will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such expenses. There is no minimum or maximum amount Newfield Capital will pay on behalf of the Company.

Conflicts of Interest

The proposed business of the Company raises potential conflicts of interest exist between the Company and Gary Huang, our sole officer and director. Mr. Huang has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. Mr. Huang intends to devote as much time to our activities as required. Mr. Huang estimates that our business plan can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

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

Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our current and future officers or directors are involved in the management of any company with which we transact business. We have adopted a policy that we will not enter into a business combination, or acquire any assets of any kind for our securities, in which management or any affiliates or associates have any interest, direct or indirect. We have established no other binding guidelines or procedures for resolving potential conflicts of interest. Accordingly, our officer and Newfield Capital will be required to use their discretion to resolve them in a manner which they consider appropriate. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to us.

Prior Blank Check Involvement

Management has not been involved in developing blank check and shell companies for sale to or acquisition by target companies in the past.

Recent Blank Check Companies

The following table summarized certain information to date concerning all blank check companies with which the management of the Company has been involved.

                                                Initial        SEC
      Company Name         Registration Form   Filing Date File Number  Status
-------------------------  -----------------  ------------ ----------- -------
Newfield Acquisition Corp.    Form 10-SB     March 13, 2002   0-49682   N/A
Hampton Acquisition Corp.     Form 10-SB     March 13, 2002   0-49683   N/A
Hopewell Acquisition Corp.    Form 10-SB     March 13, 2002   0-49684   N/A
Thompson Acquisition Corp.    Form 10-SB     March 13, 2002   0-49681   N/A
Wayne Acquisition Corp.       Form 10-SB     March 12, 2002   0-49678   N/A
--------------------------------------------------------------------------

(1) Gary Huang is the sole officer, director and sole beneficial shareholder for each of above mentioned five blank check companies.
Mr. Huang owns 100% of capital stock of Newfield Capital, Inc., which in turn owns 100% of each of the five blank check companies listed above.

(2) The registration statements on Form 10-SB are automatically effective 60 days after filing with the SEC.

(3) The term "N/A" indicates that the company referenced has not entered into an agreement for a business combination.

Transactions by Blank Check Companies

None.

Other than described above, there have been no transactions that are required to be disclosed pursuant to Item 404 of Regulation S-B.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit No.                   Description
 ----------  ------------------------------------------------------
    3.1      Certificate of Incorporation*
    3.2      By-Laws*
   10.1      Agreement with Newfield Capital Inc..*
   10.2      Shareholder agreement*
   31.1      Certification Pursuant to Section 302 of Sarbanes-Oxley Act
   32.1      Certification Pursuant to Section 906 of Sarbanes-Oxley Act

 * Incorporated by reference from the Company's Registration Statement on Form 10-SB filed on March 12, 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Lim & Co. as well as the fees charged by Lim & Co for such services. In its review of non-audit service fees and its appointment of Lim & Co. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Lim & Co.'s independence. All of the services provided and fees charged by Lim & Co. in 2003 were pre-approved by the board of directors.

(1)  Audit Fees

The aggregate fees billed by Lim & Co. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports for 2003 and 2002 were $-0- and $300, respectively, net of expenses.

(2)   Audit-Related Fees: None.

(3)   Tax Fees:  None.

(4)   All Other Fees:  None.

(5)  Audit Committee Policies and Procedures

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.


                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newfield Acquisition Corp.


By: /s/ Gary Huang
-----------------------------------
President and Director
(principal executive officer and
principal accounting officer)

Date: March 19, 2004