Form 10QSB
period 2004-03-31
NEWFIELD ACQUISITION CORP
filed 2004-07-29
CIK 1164779

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _____________ to _______________

                                000-49682
---------------------------------------------------------------------------
                           Commission File Number

                          NEWFIELD ACQUISITION CORP.
---------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)

            Delaware                                   01-0558022
 ---------------------------------------------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

                       38 Fox Run Road, Monroe, CT 06468
----------------------------------------------------------------------------
                      (Address of principal executive offices)

                               (203) 261-5698
----------------------------------------------------------------------------
                          (Issuer's telephone number)

                                    N/A
---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of July 28, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No [X]




Item 1.  FINANCIAL STATEMENTS


                           NEWFIELD ACQUISITION CORP.
                         (A Development Stage Company)

                                BALANCE SHEETS
                                  (Unaudited)


                                   ASSETS

                                                March 31      Dec. 31
                                                  2004          2003
                                               ----------   ------------

Current Assets..........................       $       0    $          0
                                               -----------  ------------
   Total Current Assets ................               0               0
                                               -----------  ------------
Other Assets............................               0               0
                                               -----------  -------------
   Total Other Assets ..................               0               0
                                               -----------  -------------
Total Assets............................       $       0    $          0
                                               ==========   =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities.....................       $       0    $          0
                                               ----------   -------------
   Total Current Liabilities............               0               0
                                               ----------   -------------
Stockholders' Equity
 Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, none share issued and
  outstanding...........................               0               0

 Common Stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 shares issued and
  outstanding...........................             500              500

Contributed paid-in capital.............           2,104            1,854

Deficit Accumulated During Development Stage     (2,604)          (2,354)
                                               ----------     -----------
   Total Stockholders' Equity...........               0                0
                                               ----------     -----------
Total Liabilities and Stockholders' Equity     $       0       $        0
                                               ==========     ===========



The accompanying notes are an integral part of these financial statements.





                       NEWFIELD ACQUISITION CORP.
                      (A Development Stage Company)

                        STATEMENT OF OPERATIONS
             For the Three Months Ended March 31, 2004 and 2003
                              (Unaudited)



                                                     2004         2003
                                                  -----------  ----------

REVENUE..............................             $         0  $        0
                                                  -----------  ----------
EXPENSES
  Administrative and general expenses                     250         250
                                                  -----------  ----------
  TOTAL EXPENSES.....................                     250         250
                                                  -----------  ----------

NET LOSS.............................              $    (250)   $   (250)
                                                  ===========   ==========

Net Loss Per Share, Basic and Diluted              $     0.00   $    0.00
                                                  ===========   ==========

Weighted Average Number of Common
  Shares Outstanding................                5,000,000    5,000,000
                                                  ===========   ==========



The accompanying notes are an integral part of these financial statements



                        NEWFIELD ACQUISITION CORP.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
             For the Three Months Ended March 31, 2004 and 2003
                               (Unaudited)


                                                       2004       2003
                                                    ---------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss...................................        $    (250)  $   (250)
 Adjustment to reconcile net loss to
  net cash provided by operational activities                0          0
                                                    ----------  -----------
Net cash used by operating activities......              (250)      (250)

CASH FLOWS FROM INVESTING ACTIVITIES.......                  0          0
                                                    ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed paid-in capital...............                250        250
                                                    ----------  -----------
Net cash provided by financing activities..                250        250
                                                    ----------  -----------

NET INCREASE (DECREASE)....................          $       0   $       0
                                                    ==========  ==========

Cash, Beginning of period..................          $       0   $       0
                                                    ==========  ==========
Cash, End of period........................          $       0   $       0
                                                    ==========  ==========




The accompanying notes are an integral part of these financial statements.



                        NEWFIELD ACQUISITION CORP.
                   (A DEVELOPMENT STAGE CORPORATION)

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            March 31, 2004

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the three months ended March 31, 2004 are not necessarily indicative of the results for any future period.

2.  Organization and Business Operations

Newfield Acquisition Corp. (a development stage company) ("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2004, the Company had not yet commenced any business operations, and all activity to date relates to the Company's formation and filing of a registration statement on Form 10-SB and the periodic reports with the Securities and Exchange Commission.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2004, no preferred stock has been issued.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, January 2, 2002, the Company issued 5,000,000 shares of its common stock to Newfield Capital, Inc. ("Newfield Capital") pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500 in cash.

Contributed Paid-In Capital

Contributed paid-in capital at March 31, 2004 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company.

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

On January 2, 2002, the Company signed an agreement with Newfield Capital, the controlling shareholder of the Company. The Agreement calls for Newfield Capital to provide the following services, without reimbursement from the Company, until the Company enters into a business combination: (i) preparation and filing of required documents with the Securities and Exchange Commission;
(ii) location and review of potential target companies, and (iii) payment of all corporate, organizational, and other costs incurred by the Company.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. To date we have no particular acquisition in mind and have not entered into any agreement regarding such merger or acquisition.

Our search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. We do not propose to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. There is no assurance that we will be successful in finding or acquiring a desirable business opportunity.

Results of Operations

Since inception we have not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended March 31, 2004, we had no revenues, and incurred expenses of $250.

Liquidity and Capital Resources

At March 31, 2004, we had no cash and no other assets. In implementing our business plan, we need to pay certain expenses, including legal and accounting fees incurred in compliance with our ongoing reporting obligations under the Securities Exchange Act of 1934, as amended. Newfield Capital Inc., our controlling shareholder, has agreed to pay all expenses, on behalf of us, until we complete a business combination. Such payments will be made without expectation of repayment. There is no minimum or maximum amount Newfield Capital will pay on behalf of us. We currently do not intend to raise funds, either debt or equity, from investors while we are still a blank check company. We will not borrow any funds to make any payments to our promoter or management.


ITEM 3.  CONTROLS AND PROCEDURES

Based on our most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, our sole executive officer believes that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

1)  Exhibits

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2)  Reports on Form 8-K:

    None.



                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.

Newfield Acquisition Corp.


By: /s/ Gary Huang
---------------------
Gary Huang, President


Date: July 29, 2004