Form 10QSB
period 2004-09-30
NEWFIELD ACQUISITION CORP
filed 2004-11-10
CIK 1164779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of November 9, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ] No [X]




Item 1.  FINANCIAL STATEMENTS


                           NEWFIELD ACQUISITION CORP.
                         (A Development Stage Company)

                              BALANCE SHEETS
                                (Unaudited)


                                   ASSETS
                                                     Sept. 30     Dec. 31
                                                      2004         2003
                                                  ----------- ------------

Current Assets..........................          $        0   $        0
                                                  ----------- ------------
   Total Current Assets ................                   0            0
                                                  ----------- ------------
Other Assets............................                   0            0
                                                  ----------- ------------
   Total Other Assets...................                   0            0
                                                  ----------- ------------
Total Assets............................           $       0   $        0
                                                  =========== ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities.....................           $       0   $        0
                                                  ----------- ------------
   Total Current Liabilities............                   0            0
                                                  ----------- ------------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value, 20,000,000
  Shares authorized, No Share Issued
  and Outstanding.......................                   0            0

 Common Stock, $.0001 Par Value, 80,000,000
  Shares authorized, 5,000,000 Shares Issued
  and Outstanding........................                500          500

Contributed Capital......................              2,604        1,854

Deficit Accumulated During Development Stage         (3,104)      (2,354)
                                                   ---------  -----------
  Total Stockholders' Equity.............                  0            0
                                                   ---------  ------------
Total Liabilities and Stockholders' Equity          $      0   $        0
                                                   =========  ============




The accompanying notes are an integral part of these financial statements.





                          NEWFIELD ACQUISITION CORP.
                         (A Development Stage Company)


                            STATEMENT OF OPERATIONS
                                  (Unaudited)



                                        Three Months         Nine Months
                                       Ended Sept. 30       Ended Sept. 30
                                     --------------------  ------------------
                                        2004       2003     2004        2003
                                     ---------- --------- ----------  -------

REVENUE........................       $      -  $      -   $      -  $      -
                                     ---------  ---------  --------- --------
EXPENSES
 Administrative and general expenses        250      300        750       750
                                     ---------- ---------- --------- --------
   TOTAL EXPENSES.............              250      300        750       750
                                     ---------- ---------- --------- --------

NET LOSS......................        $   (250)  $  (300)   $  (750) $  (750)
                                     ========== =========  ========= =======

Net Loss Per Share
 - Basic and Diluted..........        $   0.00   $  0.00    $  0.00  $   0.00
                                     ========== =========  ========= ========

Weighted Average Number of Common
  Shares Outstanding..........      5,000,000 5,000,000   5,000,000 5,000,000
                                    ========= =========  ========== =========



The accompanying notes are an integral part of these financial statements.




                       NEWFIELD ACQUISITION CORP.
                     (A Development Stage Company)

                        STATEMENT OF CASH FLOWS
            For the Nine Months Ended Sept. 30, 2004 and 2003
                              (Unaudited)


                                                         2004       2003
                                                     ---------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss......................................       $   (750)  $   (750)
 Adjustment to reconcile net loss to
  net cash provided by operational activities..               0          0
                                                      ---------  ----------
Net cash used by operating activities..........           (750)      (750)

CASH FLOWS FROM INVESTING ACTIVITIES...........               0          0
                                                      ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital...........................             750        750
                                                      ---------  ----------
Net cash provided by financing activities......             750        750
                                                      ---------  ----------

NET INCREASE (DECREASE)........................        $      0   $      0
                                                       ========   =========

Cash, Beginning of period......................        $      0   $      0
                                                       =========  =========
Cash, End of period............................        $      0   $      0
                                                       =========  =========




The accompanying notes are an integral part of these financial statements



                           NEWFIELD ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 2004

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the three months ended September 30, 2004 are not necessarily indicative of the results for any future period.

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

3. Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, no preferred stock has been issued.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At inception, January 2, 2002, the Company issued 5,000,000 shares of its common stock to Newfield Capital, Inc. ("Newfield Capital") pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500 in cash.

Contributed Paid-In Capital

Contributed paid-in capital at September 30, 2004 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company.

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

Results of Operations

Since inception we have not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended September 30, 2004, we had no revenues, and incurred expenses of $250.

Liquidity and Capital Resources

At September 30, 2004, we had no cash and no other assets. In implementing our business plan, we need to pay certain expenses, including legal and accounting fees incurred in compliance with our ongoing reporting obligations under the Securities Exchange Act of 1934, as amended. Newfield Capital Inc., our controlling shareholder, has agreed to pay all expenses, on behalf of us, until we complete a usiness combination. Such payments will be made without expectation of repayment. There is no minimum or maximum amount Newfield Capital will pay on behalf of us. We currently do not intend to raise funds, either debt or equity, from investors while we are still a blank check company. We will not borrow any funds to make any payments to our promoter or management.


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


Date: November 9, 2004