Form 10KSB
period 2004-12-31
NEWFIELD ACQUISITION CORP
filed 2005-02-11
CIK 1164779

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Fiscal Year Ended December 31, 2004

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 000-49682

                             NEWFIELD ACQUISITION CORP.
----------------------------------------------------------------------------
                  (Name of Small Business Issuer in its Charter)

              Delaware                              01-0558022
---------------------------------------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

             38 Fox Run Road, Monroe, Connecticut  06468
---------------------------------------------------------------------------
Address of principal executive offices           Zip Code

                   Issuer's telephone number:  (203) 261-5698
---------------------------------------------------------------------------

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                         Common Stock, $.0001 Par Value
---------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2005, there were 5,000,000 shares of our common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]



                                  TABLE OF CONTENTS

PART I

Item 1.   Description of Business.................................          3
Item 2.   Description of Properties...............................          4
Item 3.   Legal Proceedings.......................................          4
Item 4.   Submission of Matters to a Vote of Security Holders.....          4

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters          4
Item 6.   Management's Discussion and Analysis or Plan of Operations        4
Item 7.   Financial Statements....................................         12
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...................         22
Item 8A.  Controls and Procedures.................................         22
Item 8B.  Other Information.......................................         22

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act      23
Item 10.  Executive Compensation..................................         24
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.............         25
Item 12.  Certain Relationships and Related Transactions..........         25
Item 13.  Exhibits and Reports on Form 8-K........................         27
Item 14.  Principal Accountant Fees and Services..................         28



                                  PART I


Item 1.   DESCRIPTION OF BUSINESS

Newfield Acquisition Corp. (the "Company" or "we") was incorporated under the laws of the State of Delaware on January 2, 2002. We were formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Since inception we have conducted virtually no business operations other than organizational activities and filing of periodic reports as required by the Securities Exchange Act of 1934. We have no full-time employees and own no real estate or personal property.

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

We are a blank check company whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

To date we have not identified any business opportunity, and nor has our officer, director and promoter had any preliminary contact or discussion with any specific candidate for acquisition. There are no proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

The proposed business activities described herein classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan described herein. We have no current plans, proposals, arrangements or understandings with respect to issuance of additional securities prior to the location of a merger or acquisition candidate. There have been no arrangements, agreements (including derivative agreements), contracts that give or will give anyone else an interest in the Company. Our shareholder has not used our shares to secure a loan.


Item 2.  DESCRIPTION OF PROPERTY

We own no properties, and we have no current plan to acquire any properties. We currently maintain a mailing address at the office of Newfield Capital, Inc., the sole shareholder of the Company, at no cost to us. Newfield Capital, Inc. has agreed to continue this arrangement until we complete a business combination.


Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of 2004.



                                 PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no trading market for our common stock. There are no current plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders

As of the date of this report, there was one (1) holder of record for our common shares. We have only one class of stock outstanding.

Dividends

We have not paid any dividends since our incorporation and there are no current plans to do so in the foreseeable future.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Delaware Revised Statutes, however, do prohibit us from declaring dividends, after giving effect to the distribution of the dividend: (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During the period covered by this report, we have not sold any equity securities that were not registered under the Securities Act of 1933; and we have not registered any of our securities to be sold under the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and affiliated Purchasers

During the year ended December 31, 2004, there were no any repurchases made by us, or on behalf us, or by our affiliated purchaser, of shares or other units of any class of our equity securities that is registered by us pursuant to section 12 of the Exchange Act of 1934, as amended.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. These risks and other factors include those listed under "Risk Factors Relating to Our Business" and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on any forward-looking statements as they reflect our management's view only as of the date of this report. We will not update any forward-looking statements to reflect events or circumstances that occur after the date on which such statement is made.

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

Business opportunities may come to our attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In case required by federal securities laws, we intend to retain a registered broker-dealer to effect the transactions in our securities.

We have entered into a services agreement with Newfield Capital Inc. to supervise the search for target companies as potential candidates for a business combination. Under the agreement, Newfield Capital agreed to (i) assist us in the preparation and filing with the SEC of a registration statement on Form 10-SB for our common stock; (ii) assist us in the location and review of potential target companies for a business combination; (iii) assist us in the preparation and filing with the SEC of all required filings under the Securities Exchange Act of 1934; and (iv) we may use the offices of Newfield Capital as our mailing address without any rent payments. Additionally, Newfield Capital agreed to pay on behalf of us all corporate, organizational and other costs incurred or accrued by us until effectiveness of a business combination without repayment. This agreement will continue until such time as we have effected a business combination.

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

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of our sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, we will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available; the potential for growth or expansion; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

The Exchange Act requires that any merger or acquisition candidates comply with all applicable reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. Thus, in the event we successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Merger or acquisition candidates that do not have, or are unable to provide reasonable assurances that they will be able to obtain the required audited financial statements would not considered to be appropriate for merger or acquisition so long as the reporting requirements of the Exchange Act are applicable. We will not acquire or merge with any entity that cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.

When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise, the successor company is required to provide in a Form 8-K current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. SEC treats these Form 8-K filings in the same way it treats the registration statements on Form 10-SB filings. SEC may issue substantive comments on the sufficiency of the disclosures represented.

Acquisition of a Business Opportunity

In implementing a structure for a particular business combination, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of us would either be issued by us or be purchased from our current principal stockholder by the acquiring entity, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company.

It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have consummated a business combination and we are no longer considered a blank check company. There are no plans, proposals, arrangements or understandings with respect to the issuance of additional securities.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, our existing shareholder would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax-free.

Investment Company Act of 1940

Although we are subject to regulation under the Securities Exchange Act of 1934, we believe we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be primarily engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

Results of Operations

Since inception we have virtually conducted no business operations other than organizational activities and filing of periodic reports as required by the Securities Exchange Act of 1934. For the year ended December 31, 2004, we generated no revenues, and we incurred expenses of $1,000.

Liquidity and Capital Resources

At December 31, 2004, we had no assets and no liabilities. We incur expenses due to the legal and accounting services required to prepare and file reports with the SEC. It is anticipated that such expenses will be paid by Newfield Capital, Inc., our sole shareholder. In January 2002, we entered an agreement with Newfield Capital, Inc. Under the agreement, Newfield Capital agreed to pay, on behalf of us, all corporate, organizational, and other costs incurred by us. We have no any other financial sources available. If Newfield Capital fails to pay such expenses, there would be substantial doubt about our ability to continue as a going concern. It is not anticipated that we will raise fund, either debt or equity, while we are still a blank check company. We will not borrow any funds to make any payments to our promoter or management.


                                RISK FACTORS

Our business is subject to numerous risk factors, including, but not limited to, the following:

WE HAVE NO OPERATING HISTORY, NO ASSETS, AND NO SOURCE OF REVENUE. We have no operating history nor any revenues or earnings from operations. We have no assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

WE HAVE ONLY ONE DIRECTOR AND OFFICER. Because management consists of only one person, while seeking a business combination, he will be the only person responsible in implementing our business plan. We do not benefit from multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our one officer and director when selecting a target company. We have not entered employment agreement with our sole executive office. We have not obtained key man life insurance on him.

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

CONFLICTS OF INTEREST. Certain conflicts of interest exist between us and our sole officer and director, who has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with fiduciary duties to us. We have adopted a policy that we will not seek a merger with, or acquisition of, any entity in which management serves as officer, director or partner, or in which he or his family members own or hold any ownership interest.

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

LACK OF MARKET RESEARCH. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. Even in the event a business opportunity is identified for a merger or acquisition, there is no assurance we will be successful in completing any such business combination.

COMPETITION. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with other public blank check companies, some of which may also have funds available for use by an acquisition candidate.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized but unissued common stock that represents the greater majority of the voting power and our equity, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current shareholder may agree to sell or transfer all or a portion of our common stock he owns so to provide the target company with all or majority control. The resulting changes in control of us will likely result in removal of our present officer and director and a corresponding reduction in or elimination of his participation in our future business affairs.

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

DOING BUSINESS IN A FOREIGN COUNTRY. We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event we may face significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

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


Item 7.  FINANCIAL STATEMENTS

We are an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.



                             NEWFIELD ACQUISITION CORP.
                           (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                       As of December 31, 2004 and 2003
                                   (Unaudited)


                                      ASSETS
                                                      2004           2003
                                                   -----------  ------------

CURRENT ASSETS..............................       $        0    $        0
                                                   ----------    ----------
OTHER ASSETS................................                0             0
                                                   ----------    ----------
TOTAL ASSETS................................       $        0    $        0
                                                   ==========    ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES.........................       $        0    $        0
                                                   ----------    ----------
TOTAL LIABILITIES...........................                0             0
                                                   ----------    ----------
STOCKHOLDER'S EQUITY:
 Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, none issued and outstanding            -             -

 Common Stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 issued and outstanding     500           500

Additional paid-in capital..................            2,854         1,854
Deficit accumulated during development stage          (3,354)       (2,354)
                                                  -----------    ----------
 Total Stockholder's Equity.................                0             0
                                                  -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..       $        0     $       0
                                                  ===========    ==========


  The accompanying notes are an integral part of these financial statements.








                            NEWFIELD ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                For the Year Ended December 31, 2004 and 2003
                                  (Unaudited)

                                                      2004           2003
                                                  ------------   ------------

Sales......................................       $          -   $          -
                                                  ------------   ------------
Operating Expenses:
 General and administrative expenses.......              1,000          1,010
                                                  ------------   ------------
Total expenses.............................              1,000          1,010
                                                  ------------   ------------
Income (loss) before income taxes..........            (1,000)        (1,010)
                                                  ------------   ------------

Provision for income taxes.................                  -              -

Net loss...................................       $    (1,000)   $    (1,010)
                                                  ============   ============

Basic loss per common share................       $      (.00)   $      (.00)
                                                  ============   ============
weighted average number
 of common shares outstanding..............          5,000,000      5,000,000
                                                  ============   ============


   The accompanying notes are an integral part of these financial statements.






                              NEWFIELD ACQUISITION CORP.
                           (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  For the Years Ended December 31, 2004 and 2003
                                    (Unaudited)


                                 Common Stock        Additional      Deficit Accumulated
                              Shares      Amount   Paid-in Capital  During Development Stage   Total
                           ------------  --------  ---------------  ------------------------ ---------
Balance at
 Dec. 31, 2002              5,000,000    $  500     $    844         $       (1,344)         $    -

Fair value of
 Expenses contributed               -        -        1,010                       -           1,010

Net loss for the year
  Ended Dec. 31, 2003               -        -            -                 (1,010)         (1,010)

Balance at
  Dec. 31, 2003             5,000,000      500        1,854                 (2,354)               0
                          -----------  ---------  ---------------- -----------------------  --------
Fair value of
 Expenses contributed               -        -        1,000                      -            1,000

Net loss for the year
  Ended Dec. 31, 2004               -        -            -                (1,000)          (1,000)

Balance at
  Dec. 31, 2004            5,000,000  $   500      $  2,854           $    (3,354)          $     0
                          ==========  ========   ===============   =======================  ========



          The accompanying notes are an integral part of these financial statements.






                              NEWFIELD ACQUISITION CORP.
                            (A DEVELOPMENT STAGE COMPANY)


                              STATEMENT OF CASH FLOWS
                  For the Years Ended December 31, 2004 and 2003
                                   (Unaudited)


                                                       2004          2003
                                                   ------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................       $   (1,000)   $    (1,010)
 Adjustment to reconcile net loss
  to net cash used by operating activities..                 -              -
                                                   ------------  ------------
Net cash used in operating activities.......           (1,000)        (1,010)
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES........                -              -
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed additional paid-in capital.....            1,000          1,010
                                                   ------------  ------------
Net cash provided by financing activities...            1,000          1,010
                                                   ------------  ------------

NET INCREASE (DECREASE).....................                -              -
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS
  - at Beginning of Period..................                0              0
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS
  - at End of Period........................       $        0    $         0
                                                   ============  ============


 The accompanying notes are an integral part of these financial statements.





                               NEWFIELD ACQUISITION CORP.
                              NOTES TO FINANCIAL STATEMENTS
                                AS OF DECEMBER 31, 2003
                                      (UNAUDITED)


NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Newfield Acquisition Corp. (a development stage company)("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2004, the Company had not entered into any negotiations or agreements regarding such transaction.

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

E.  Net loss per share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At December 31, 2004 and 2003, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

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

NOTE  2 - STOCKHOLDER'S EQUITY

A.  Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value. At December 31, 2004, there were no shares of the Company's preferred stock issued and outstanding.

B.  Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At December 31, 2004, there were 5,000,000 shares of the Company's common stock issued and outstanding.

C.  Additional Paid-In Capital

Additional paid-in capital at December 31, 2004 represents the fair value of the amount of organization and professional costs incurred by Newfield Capital on behalf of the Company.

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

NOTE 4.  GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current source of revenue and has incurred accumulated net losses of $3,354, all of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company's management as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to us is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our sole executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our sole executive officer concluded that as of December 31, 2004, the design and operation of such disclosure controls and procedures were effective.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

(c) Limitations On Disclosure Controls And Procedures. Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


ITEM 8B.    OTHER INFORMATION

None.


                                   PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have only one director and executive officer as follows:

      Name        Age                Positions and Offices Held
--------------  ------   ------------------------------------------------
  Gary Huang      49            President, Secretary, and Director

Our director is elected by the shareholders to a term of one year and serves until his successor is elected and qualified, or until he or she resigns or is removed from office. Our officers is elected by the board of directors to a term of one year and serves until his successor is duly elected and qualified, or until he resigns or is removed from office.

Gary Huang has served as our director, president and secretary since our inception in January 2002. Mr. Huang was secretary (from 1997 to 2001), a director (from 1998 to 2001) and treasurer (from 2000 to 2001) of Lotus Pacific, Inc., a telecommunications company in New Jersey. From 2001 to 2003, Mr. Huang was acting financial controller of South Sea Petroleum Holdings Ltd., a Hong Kong company whose primary business is to explore and produce crude
oil in Indonesia.   Mr. Huang currently serves as president of Newfield
Capital, Inc., a small business consulting firm in Connecticut (2002 to the present) and the president of Pacific Services, Inc. (from 2003 to the present), which is currently inactive.

Involvement in Certain Legal Proceedings

Our executive officer and director has not involved in any legal proceedings as described in Item 401 of Regulation S-B.

Transactions by Blank Check Companies

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. We believe that during the year of 2004, our sole officer and director was in compliance with Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.


Item 10.   EXECUTIVE COMPENSATION

Our sole executive officer does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us.

There are no retirement, pension, profit sharing, stock option or insurance programs or other similar programs that have been adopted by us for the benefit of our executive officers.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of February 11, 2005, by each person owning more than 5% of our common stock and the directors and executive officers, and by all officers and directors, as a group. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                   Name and Address          Amount of         Percentage
Title of Class   of Beneficial Owner    Beneficial Ownership    of Class
--------------  ---------------------- ---------------------  ----------
Common Stock     Gary Huang                  5,000,000            100%
                 38 Fox Run Road
                 Monroe, CT 06468

Common Stock     All Executive Officers      5,000,000            100%
                 and Directors as a Group (1 person)
------------------------------------------------------------------------

Changes In Control

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 2, 2002, we issued 5,000,000 restricted shares of our common stock to Newfield Capital, Inc. in exchange for $500 in cash. Our sole officer and director is the sole shareholder of Newfield Capital, Inc.

We currently use the office of Newfield Capital, Inc. as our mailing address, for which we pay no rent, and for which Newfield Capital has agreed to continue this arrangement until we complete a business combination.

We incur nominal expenses in the implementation of our business plan. On January 2, 2002, we entered into an agreement with Newfield Capital, by which Newfield Capital agreed to provide the following services to us until we complete a business combination: (i) preparation and filing of required documents with the SEC, (ii) location and review of potential target companies, and (iii) payment of all corporate, organizational, and other costs incurred by us. Such payments will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such expenses.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit No.                   Description
 -------   ------------------------------------------------------
  3.1      Certificate of Incorporation*

  3.2      By-Laws*

 10.1      Agreement with Newfield Capital Inc.*

 10.2      Shareholder agreement*

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * Incorporated by reference from the Company's Registration Statement on Form 10-SB filed on March 12, 2002.

(b) Reports on Form 8-K

    None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

For the years ended December 31, 2004 and 2003, we are an inactive entity. Pursuant to Section 3-11 of Regulation S-X, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. Therefore, no independent registered public accountants were engaged for the period covered by this annual report.

(2) Audit-Related Fees: None.

(3) Tax Fees:  None.

(4) All Other Fees:  None.




                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newfield Acquisition Corp.


By: /s/ Gary Huang
-------------------------------
President and Director
(principal executive officer and
principal financial officer)

Date: February 11, 2005