Form 10QSB
period 2005-06-30
NEWFIELD ACQUISITION CORP
filed 2005-08-02
CIK 1164779

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________ to __________________

                                   000-49682
-----------------------------------------------------------------------------
                             Commission File Number

                            NEWFIELD ACQUISITION CORP.
-----------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as specified in its charter)

            Delaware                                   01-0558022
------------------------------------    -------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

                          38 Fox Run Road, Monroe, CT 06468
------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                (203) 261-5698
------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                    N/A
------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of August 1, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]





                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



                            NEWFIELD ACQUISITION CORP.
                          (A Development Stage Company)

                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                                 June 30,        Dec. 31,
                                                   2005            2004
                                              --------------   -------------
Current Assets...........................     $            0   $          0
                                              --------------   -------------
   Total Current Assets .................                  0              0
                                              --------------   -------------
Other Assets.............................                  0               0
                                              --------------   -------------
   Total Other Assets ...................                  0               0
                                              --------------  ---------------
Total Assets.............................      $           0    $          0
                                              ==============  ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities......................      $           0    $         0
                                               --------------   ------------
   Total Current Liabilities............                   0              0
                                               --------------   ------------
Stockholders' Equity
 Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, none share issued and
  outstanding...........................                    0             0

 Common Stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 shares issued and
  outstanding...........................                  500           500

Contributed paid-in capital.............                3,454         2,854

Deficit Accumulated During Development Stage          (3,954)       (3,354)
                                               --------------   ------------
   Total Stockholders' Equity...........                    0             0
                                               --------------   ------------
Total Liabilities and Stockholders' Equity      $           0    $        0
                                                =============   ============



    The accompanying notes are an integral part of these financial statements.






                          NEWFIELD ACQUISITION CORP.
                         (A Development Stage Company)

                           STATEMENT OF OPERATIONS
             For the Three and Six Months Ended June 30, 2005 and 2004
                              (Unaudited)


                                        Three Months            Six Months
                                        Ended June 30         Ended June 30
                                     -------------------- ------------------
                                        2005       2004     2005       2004
                                     ---------- --------- ---------- -------

REVENUE........................       $      -  $      -   $      -  $    -
                                     ---------  ---------  --------- -------
EXPENSES
 Administrative and general expenses       300       250        600     500
                                     ---------- ---------- --------- ------
   TOTAL EXPENSES.............             300       250        600     500
                                     ---------- ---------- --------- -------

NET LOSS......................        $   (300)  $  (250)   $  (600) $ (500)
                                     ========== =========  ========= =======

Net Loss Per Share
 - Basic and Diluted..........        $  (0.00)  $ (0.00)   $ (0.00)  $(0.00)
                                     ========== =========  ========= ========

Weighted Average Number of Common
  Shares Outstanding..........       5,000,000 5,000,000  5,000,000 5,000,000
                                     ========= =========  ========= =========



  The accompanying notes are an integral part of these financial statements.





                        NEWFIELD ACQUISITION CORP.
                       (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
             For the Six Months Ended June 30, 2005 and 2004
                               (Unaudited)


                                                       2005        2004
                                                    ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss...................................        $    (600)   $   (500)
 Adjustment to reconcile net loss to
  net cash provided by operational activities               0           0
                                                    ----------  ----------
Net cash used by operating activities......              (600)       (500)

CASH FLOWS FROM INVESTING ACTIVITIES.......                  0          0
                                                    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed paid-in capital...............                600         500
                                                    ----------   ---------
Net cash provided by financing activities..                600         500
                                                    ----------   ---------

NET INCREASE (DECREASE)....................          $       0   $       0
                                                    ==========   =========

Cash, Beginning of period..................          $       0   $       0
                                                    ==========  ==========
Cash, End of period........................          $       0   $       0
                                                    ==========   ==========




  The accompanying notes are an integral part of these financial statements.




                        NEWFIELD ACQUISITION CORP.
                   (A DEVELOPMENT STAGE CORPORATION)

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            June 30, 2005

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the three months ended June 30, 2005 are not necessarily indicative of the results for any future period.

2.  Organization and Business Operations

Newfield Acquisition Corp. (a development stage company) ("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2005, the Company had not yet commenced any business operations, and all activity to date relates to the Company's formation and filing of a registration statement on Form 10-SB and the periodic reports with the Securities and Exchange Commission.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2005, no preferred stock has been issued.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. As of June 30, 2005, there were 5,000,000 shares of the Company's common stock issued and outstanding.

Contributed Paid-In Capital

Contributed paid-in capital at June 30, 2005 represents the fair value of the amount of organization and professional costs incurred by the Company's controlling shareholder on behalf of the Company.

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

5.  GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current source of revenue and has incurred accumulated net losses of $3,954, all of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Since inception we have not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended June 30, 2005, we had no revenues, and incurred expenses of $300.

Liquidity and Capital Resources

At June 30, 2005, we had no assets and no liabilities. We incur expenses due to the legal and accounting services required to prepare and file reports with the SEC. It is anticipated that such expenses will be paid by Newfield Capital, Inc., our sole shareholder. In January 2002, we entered an agreement with Newfield Capital, Inc. Under the agreement, Newfield Capital agreed to pay, on behalf of us, all corporate, organizational, and other costs incurred by us. We have no any other financial sources available. If Newfield Capital fails to pay such expenses, there would be substantial doubt about our ability to continue as a going concern. It is not anticipated that we will raise fund, either debt or equity, while we are still a blank check company. We will not borrow any funds to make any payments to our promoter or management.


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


                      Part II.   Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

1)  Exhibits

31.  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2)  Reports on Form 8-K:

    None.



                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.


Newfield Acquisition Corp.


By: /s/ Gary Huang
-----------------------
Gary Huang, President


Date: August 1, 2005