Form 10QSB
period 2005-09-30
NEWFIELD ACQUISITION CORP
filed 2005-11-07
CIK 1164779

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ______________ to ___________________

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

               420 W. Wrightwood Avenue, #329, Chicago, IL 60614
-----------------------------------------------------------------------------
                      (Address of principal executive offices)

                                (773) 477-7359
-----------------------------------------------------------------------------
                           (Issuer's telephone number)

                         38 Fox Run, Monroe, CT 06468
-----------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, $.0001 par value, as of November 5, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]





                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



                            NEWFIELD ACQUISITION CORP.
                          (A Development Stage Company)

                                BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                               September 30,       Dec. 31,
                                                   2005             2004
                                              --------------   -------------
Current Assets...........................     $            0   $           0
                                              --------------   -------------
   Total Current Assets .................                  0               0
                                              --------------   -------------
Other Assets.............................                  0               0
                                              --------------   -------------
   Total Other Assets ...................                  0               0
                                              --------------  --------------
Total Assets.............................      $           0    $          0
                                              ==============  ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities......................      $           0    $          0
                                               --------------   ------------
   Total Current Liabilities............                   0               0
                                               --------------   ------------
Stockholders' Equity
 Preferred Stock, $.0001 par value, 20,000,000
  shares authorized, none share issued and
  outstanding...........................                    0              0

 Common Stock, $.0001 par value, 80,000,000
  shares authorized, 5,000,000 shares issued and
  outstanding...........................                  500             500

Contributed paid-in capital.............                3,754           2,854

Deficit Accumulated During Development Stage          (4,254)         (3,354)
                                               --------------   -------------
   Total Stockholders' Equity...........                    0               0
                                               --------------   -------------
Total Liabilities and Stockholders' Equity      $           0    $          0
                                                =============   =============



    The accompanying notes are an integral part of these financial statements.




                          NEWFIELD ACQUISITION CORP.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
          For the Three and Nine Months Ended September 30, 2005 and 2004
                                (Unaudited)


                                        Three Months         Nine Months
                                     Ended September 30   Ended September 30
                                     -------------------- --------------------
                                        2005       2004     2005        2004
                                     ---------- --------- ---------- ---------

REVENUE........................       $      -  $      -   $      -  $      -
                                     ---------  ---------  --------- --------
EXPENSES
 Administrative and general expenses       300       250        900       750
                                     ---------- ---------- --------- --------
   TOTAL EXPENSES.............             300       250        900       750
                                     ---------- ---------- --------- --------

NET LOSS......................        $   (300)  $  (250)   $  (900) $  (750)
                                     ========== =========  ========= ========

Net Loss Per Share
 - Basic and Diluted..........        $  (0.00)  $ (0.00)   $ (0.00)  $(0.00)
                                     ========== =========  ========= ========

Weighted Average Number of Common
  Shares Outstanding..........       5,000,000 5,000,000  5,000,000 5,000,000
                                     ========= =========  ========= =========



  The accompanying notes are an integral part of these financial statements.





                        NEWFIELD ACQUISITION CORP.
                       (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
           For the Nine Months Ended September 30, 2005 and 2004
                               (Unaudited)


                                                        2005        2004
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss...................................        $    (900)   $   (750)
 Adjustment to reconcile net loss to
  net cash provided by operational activities               0           0
                                                    ----------  ----------
Net cash used by operating activities......              (900)       (750)

CASH FLOWS FROM INVESTING ACTIVITIES.......                  0          0
                                                    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed paid-in capital...............                900         750
                                                    ----------   ---------
Net cash provided by financing activities..                900         750
                                                    ----------   ---------

NET INCREASE (DECREASE)....................          $       0   $       0
                                                    ==========   =========

Cash, Beginning of period..................          $       0   $       0
                                                    ==========  ==========
Cash, End of period........................          $       0   $       0
                                                    ==========   =========




  The accompanying notes are an integral part of these financial statements.




                        NEWFIELD ACQUISITION CORP.
                   (A DEVELOPMENT STAGE CORPORATION)

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         September 30, 2005


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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the three months ended September 30, 2005 are not necessarily indicative of the results for any future period.

2.  Organization and Business Operations

Newfield Acquisition Corp. (a development stage company) ("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2005, the Company had not yet commenced any business operations, and all activity to date relates to the Company's formation and filing of a registration statement on Form 10-SB and the periodic reports with the Securities and Exchange Commission.

3.  Shareholders' Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2005, no preferred stock has been issued.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. As of September 30, 2005, there were 5,000,000 shares of the Company's common stock issued and outstanding.

Contributed Paid-In Capital

Contributed paid-in capital at September 30, 2005 represents the fair value of the amount of organization and professional costs incurred by the Company's controlling shareholder on behalf of the Company.

4.  GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current source of revenue and has incurred accumulated net losses of $4,254, all of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The continued support of the Company's stockholder is required in order for the Company to continue as a going concern. Management's plan is attempting to complete a business combination with an operating business entity. The inability of the Company to complete a business combination could have a material adverse effect on its financial position, results of operations and its ability to continue operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

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

Results of Operations

On August 16, 2005, the sole shareholder of the Company entered into a Capital Stock Purchase Agreement with Jinchuan Zhao, an individual ("Zhao"), pursuant to which Zhao acquired 5,000,000 shares of the Company's common stock, which represents 100% of capital stock of the Company. As a result, Zhao now owns 100% of the Company's issued and outstanding capital shares.

As part of this transaction, on August 16, 2005, the Board of Directors of the Company elected Mr. Jianchuan Zhao to the Board of Directors, and Mr. Gary Huang, the former sole director and officer resigned. Zhao was then appointed as the President, Secretary and Treasurer of the Company. Mr. Huang's resignation did not involve any disagreement with the Company on any matter related to the Company's operations, policies or practices.

As a result of the transaction, the Company relocated its offices to 420 W. Wrightwood Avenue, #329, Chicago, IL 60614, and its telephone number at this address is (773) 477-7359.

Since inception the Company has not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended September 30, 2005, the Company had no revenues, and incurred expenses of $300.

Liquidity and Capital Resources

At September 30, 2005, we had no assets and no liabilities. We incur expenses due to the legal and accounting services required to prepare and file reports with the SEC. It is anticipated that such expenses will be paid by the sole shareholder of the Company. As of the date of this report, we have no any other financial sources available. If the sole shareholder of the Company fails to pay such expenses, there would be substantial doubt about our ability to continue as a going concern. It is not anticipated that we will raise fund, either debt or equity, while we are still a blank check company. We will not borrow any funds to make any payments to our promoter or management.


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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

1)  Exhibits

31.  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2)  Reports on Form 8-K:

    On August 17, 2005, the Company filed a Current Report on Form 8-K under Items 1.01, 5.01, 5.02, 8.01 and 9.01 to report an entry into a material definitive agreement and a change in control of the Registrant.



                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.


Newfield Acquisition Corp.



By: /s/ Jinchuan Zhao
-----------------------
Jinchuan Zhao, President


Date: November 5, 2005