Form 10KSB
period 2005-12-31
NEWFIELD ACQUISITION CORP
filed 2006-04-28
CIK 1164779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2005

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 000-49682

                             NEWFIELD ACQUISITION CORP.
-------------------------------------------------------------------------------
                  (Name of Small Business Issuer in its Charter)

                Delaware                                    01-0558022
---------------------------------------     -----------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
       of incorporation or organization)

               420 W. Wrightwood Avenue, #329, Chicago, IL     60614
-------------------------------------------------------------------------------
   Address of principal executive offices                 Zip Code

        Issuer's telephone number:                    (773) 477-7359
-------------------------------------------------------------------------------

       SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                          Common Stock, $.0001 Par Value
-------------------------------------------------------------------------------
                               (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X] No  [  ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [  ]

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 28, 2006, there were 5,000,000 shares of our common stock outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]





                                  TABLE OF CONTENTS




PART I

Item 1.   Description of Business......................................        3
Item 2.   Description of Properties....................................        4
Item 3.   Legal Proceedings............................................        5
Item 4.   Submission of Matters to a Vote of Security Holders..........        5

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.....        5
Item 6.   Management's Discussion and Analysis or Plan of Operations...        6
Item 7.   Financial Statements.........................................       12
Item 8.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................       19
Item 8A.  Controls and Procedures......................................       20
Item 8B.  Other Information............................................       20

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...........       20
Item 10.  Executive Compensation.......................................       21
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.................       22
Item 12.  Certain Relationships and Related Transactions...............       22
Item 13.  Exhibits and Reports on Form 8-K.............................       22
Item 14.  Principal Accountant Fees and Services.......................       23






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

On August 16, 2005, Newfield Capital Inc., the sole shareholder of the Company at that time, entered into a Capital Stock Purchase Agreement with Jinchuan Zhao, an individual ("Zhao"), pursuant to which Zhao acquired 5,000,000 shares of the Company's common stock, which represented 100% of capital stock of the Company. The total consideration paid by Zhao for the shares was $1,000. As a result, Zhao now owns 100% of the Company's issued and outstanding capital shares.

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


Item 2.  DESCRIPTION OF PROPERTY

We own no properties, and we have no current plan to acquire any properties. We currently maintain a mailing address at the office of Jinchuan Zhao, our President, at no cost to us. Mr. Zhao has agreed to continue this arrangement until we complete a business combination.


Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of 2005.



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

Recent Sales of Unregistered Securities

During the period covered by this report, we have not sold any equity securities that were not registered under the Securities Act of 1933; and we have not registered any of our securities to be sold under the Securities Act of 1933.

Rule 144

As of April 28, 2006, there were 5,000,000 shares of common stock issued and outstanding, all of which are "restricted securities", as that term is defined under Rule 144 of the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. However, the SEC is of the opinion that Rule 144 is not available for resale transactions for securities issued by a blank check company like us, and, consequently, the resale of such securities cannot occur without registration under the Securities Act. Furthermore, promoters and affiliates of a blank check company and their transferees would be considered "underwriters" under the Securities Act when reselling the securities of a blank check company. The SEC also states that these securities can only be resold through a registered offering. Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of Rule 144.


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

Since inception the Company has not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the year ended December 31, 2005, the Company had no revenues, and incurred expenses of $1,200.

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

Liquidity and Capital Resources

At December 31, 2005, we had no assets and no liabilities. We incur expenses due to the legal and accounting services required to prepare and file periodic reports with the SEC. It is anticipated that such expenses will be paid by the Company's sole shareholder.

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


Item 7.  FINANCIAL STATEMENTS

Pursuant to Section 3-11 of Regulation S-X, we are an inactive entity. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.





                           NEWFIELD ACQUISITION CORP.
                         (A Development Stage Company)



                                 BALANCE SHEET
                               December 31, 2005
                                  (Unaudited)


                                    ASSETS

CURRENT ASSETS..........................................         $           0
                                                                 -------------

OTHER ASSETS............................................                     0
                                                                 -------------

TOTAL ASSETS............................................         $           0
                                                                 =============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES.....................................         $           0
                                                                 -------------

TOTAL LIABILITIES.......................................                     0
                                                                 -------------
STOCKHOLDER'S EQUITY:
 Preferred Stock, $.0001 par value, 20,000,000 shares
   authorized, none issued and outstanding..............                     -

 Common Stock, $.0001 par value, 80,000,000 shares
   authorized, 5,000,000 issued and outstanding.........                   500

Additional paid-in capital..............................                 4,054
Deficit accumulated during development stage............               (4,554)
                                                                 -------------
Total Stockholder's Equity..............................                     0
                                                                 -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............         $           0
                                                                 =============




 The accompanying notes are an integral part of these financial statements.





                            NEWFIELD ACQUISITION CORP.
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                For the Year Ended December 31, 2005 and 2004
                                (Unaudited)



                                                        2005            2004
                                                   --------------   ------------

Sales....................................          $           -     $         -
                                                   --------------   ------------
Operating Expenses:
 General and administrative expenses.....                  1,200           1,000
                                                   --------------   ------------
Total expenses...........................                  1,200           1,000
                                                   --------------   ------------

Income (loss) before income taxes........                (1,200)         (1,000)
                                                   --------------   ------------

Provision for income taxes...............                      -               -

Net loss.................................          $     (1,200)     $   (1,000)
                                                  ==============    ============

Basic and dilluted loss per common share.          $       (.00)     $     (.00)
                                                  ==============    ============
weighted average number
 of common shares outstanding............              5,000,000       5,000,000
                                                  ==============    ============



      The accompanying notes are an integral part of these financial statements.





                              NEWFIELD ACQUISITION CORP.
                            (A Development Stage Company)


                    STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                   For the Years Ended December 31, 2005 and 2004
                                     (Unaudited)



                                        Common Stock         Additional       Deficit Accumulated
                                 Shares         Amount     Paid-in Capital  During Development Stage   Total
                           ----------------  -----------  ---------------   ------------------------  --------
Balance at
 Dec. 31, 2003               5,000,000        $     500    $      1,854      $         (2,354)        $     -

Fair value of
 Expenses contributed               -                -            1,000                     -           1,000

Net loss for the year               -                -          (1,000)                 (1,000)             -

Balance at
  Dec. 31, 2004              5,000,000              500           2,854                 (3,354)             -
                           -----------       -----------    ------------     ------------------     ----------
Fair value of
 Expenses contributed               -                -            1,200                      -          1,200

Net loss for the year
  Ended Dec. 31, 2005               -                -                -                 (1,200)       (1,200)

Balance at
  Dec. 31, 2005             5,000,000        $     500       $    4,054         $       (4,554)      $      0
                           ==========        ==========      ===========      =================    ===========




The accompanying notes are an integral part of these financial statements.





                           NEWFIELD ACQUISITION CORP.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 2005 and 2004
                               (Unaudited)



                                                      2005               2004
                                                -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................       $        (1,200)    $       (1,000)
 Adjustment to reconcile net loss
  to net cash used by operating activities                      -                  -
                                                  ---------------    ---------------
Net cash used in operating activities.....                (1,200)            (1,000)
                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES......                     -                  -
                                                  ---------------    ---------------
                                                               -                  -
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed additional paid-in capital...                 1,200              1,000
                                                  ---------------    ---------------
Net cash provided by financing activities.                 1,200              1,000
                                                  ---------------    ---------------

NET INCREASE (DECREASE)...................                     -                  -
                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS
  - at Beginning of Period................                     0                  0
                                                  ---------------    ---------------
CASH AND CASH EQUIVALENTS
  - at End of Period......................        $            0      $           0
                                                  ===============    ===============



      The accompanying notes are an integral part of these financial statements.






                            NEWFIELD ACQUISITION CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Newfield Acquisition Corp. (a development stage company)("the Company") was incorporated in Delaware on January 2, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2005, the Company had not entered into any negotiations or agreements regarding such transaction.

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

Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2005.

E.  Net loss per share

Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At December 31, 2005 and 2004, the Company had no outstanding options or warrants, and only basic EPS is reported for the years then ended.

F.  New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. It is not expected that SFAS No. 151 will have a material effect on the company's Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67
("SFAS 152"). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, "Account Changes and Error Corrections." This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of the provisions of SFAS No. 154 will not have a material impact on the consolidated financial statements.

Note 2 - STOCKHOLDER'S EQUITY

A.  Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value. At December 31, 2005, there were no shares of the Company's preferred stock issued and outstanding.

B.  Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At December 31, 2005, there were 5,000,000 shares of the Company's common stock issued and outstanding.

C.  Additional Paid-In Capital

Contributed paid-in capital at December 31, 2005 represents the fair value of the amount of organization, professional costs and other expenses incurred by the Company and contributed by the Company's controlling shareholder on behalf of the Company.

Note 3.  RELATED PARTY TRANSACTIONS

The Company currently uses the offices of its president as its mailing address at no cost to the Company.

Note 4.  GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current source of revenue and has incurred accumulated net losses of $4,554 since its inception, all of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The continued support of the Company's controlling stockholder is required in order for the Company to continue as a going concern. Management's plan is attempting to complete a business combination with an operating business entity. The inability of the Company to complete a business combination could have a material adverse effect on its financial position, results of operations and its ability to continue operations.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 8A.    CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

With the participation of management our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.


Item 8B.    OTHER INFORMATION

None.



                                     PART III



Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Currently we have only one director and executive officer as follows:

     Name          Age         Positions and Offices Held
----------------  -----   -------------------------------------------
 Jinchuan Zhao     57      President, Chief Financial Officer, Secretary,
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

Set forth below is certain biographical information regarding the Company's current sole executive officer and director:

Jinchun Zhao has been our sole officer and director since August 16, 2005. Since 1996, Mr. Zhao has been the president of ICTI Group, Inc., a small business firm located in S. Pasadena, California, specializing in export of auto chemicals to China.

Involvement in Certain Legal Proceedings

Our sole officer and director has not involved in any legal proceedings as described in Item 401 of Regulation S-B.

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

Code of Ethics

The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced development of its business.



Item 10.   EXECUTIVE COMPENSATION


There has been no compensation awarded to, earned by, or paid to the sole executive officer of the Company during the fiscal years ended December 31, 2005, 2004, or 2003.

The Company has no employment or compensation agreements or arrangements with sole officer.

The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors, and no fees or compensation have been paid to, or accrued by, the present director.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of April 28, 2006, by each person owning more than 5% of our common stock and the directors and executive officers, and by all officers and directors, as a group. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.


                      Name and Address         Amount of          Percentage
   Title of Class   of Beneficial Owner   Beneficial Ownership     of Class
------------------ --------------------   --------------------   ------------
Common Stock           Jinchuan Zhao           5,000,000              100%
                   420 W. Wrightwood Ave.
                   Chicago, IL 60614

Common Stock     All Executive Officers        5,000,000              100%
                 and Directors as a Group (1 person)
----------------------------------------------------------------------------

Changes In Control

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently use the office of Jinchuan Zhao, our president, as our mailing address, for which we pay no rent, and for which Mr. Zhao has agreed to continue this arrangement until we complete a business combination.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                 Description
----------   --------------------------------------------------------------
  31.1        Certification pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002

  32.1        Certification pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002

(b) Reports on Form 8-K

    None.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

For the years ended December 31, 2005 and 2004, we are an inactive entity. Pursuant to Section 3-11 of Regulation S-X, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited. Therefore, no independent registered public accountants were engaged for the period covered by this annual report.

(2) Audit-Related Fees: None.

(3) Tax Fees:  None.

(4) All Other Fees:  None.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Newfield Acquisition Corp.


By:/s/ Jinchuan Zhao
-------------------------------------------------------------
Jinchuan Zhao, President and Director
(principal executive officer and principal financial officer)

Date: April 28, 2006